Form 10-K
COMM 2012-CCRE3 Mortgage Trust
filed 2013-03-29
CIK 1556487

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2012

                                     or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period to _______________ from _______________



   Commission file number of issuing entity: 333-172143-06

   COMM 2012-CCRE3 Mortgage Trust
   (Exact name of issuing entity as specified in its Charter)

   Deutsche Mortgage & Asset Receiving Corporation
   (Exact name of depositor as specified in its Charter)

   Cantor Commercial Real Estate Lending, L.P.
   German American Capital Corporation
   Ladder Capital Finance LLC
   (Exact name of sponsor as specified in its Charter)


                                                   46-1194453
                                                   46-1412891
   New York                                        46-6373885
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)


   c/o Deutsche Bank Trust Company Americas
       as Certificate Administrator
       1761 East St. Andrew Place
       Santa Ana CA                                92705
   (Address of principal executive offices)        (Zip Code)


   Telephone number, including area code: (212) 250-2500


   Securities registered pursuant to Section 12(b) of the Act:

     None.


   Securities registered pursuant to Section 12(g) of the Act:

     None.


   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

     Yes ___  No X


   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

     Yes ___  No X


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X   No ___


   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
   S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

     Not Applicable


   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Not applicable.


   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

     Large accelerated filer ___
     Accelerated Filer ___
     Non-accelerated Filer X (Do not Check if a smaller reporting company) Smaller reporting company ___


   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

     Yes ___  No X


   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter.

     Not Applicable.


   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Not Applicable.


   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Not Applicable.


   DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24,
   1980).

     Not applicable.



                                  PART I

   ITEM 1.    Business.

              Omitted.


   ITEM 1A.   Risk Factors.

              Omitted.


   ITEM 1B.   Unresolved Staff Comments.

              None.


   ITEM 2.    Properties.

              Omitted.


   ITEM 3.    Legal Proceedings.

              Omitted.


   ITEM 4.    Mine Safety Disclosures.

              Not Applicable.



                                  PART II

   ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

              Omitted.

   ITEM 6.    Selected Financial Data.

              Omitted.

   ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

              Omitted.

   ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.

              Omitted.

   ITEM 8.    Financial Statements and Supplementary Data.

              Omitted.

   ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

              Omitted.

   ITEM 9A.   Controls and Procedures.

              Omitted.

   ITEM 9B.   Other Information.

              None.


                                  PART III

   ITEM 10.   Directors, Executive Officers and Corporate Governance.

              Omitted.


   ITEM 11.   Executive Compensation.

              Omitted.


   ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

              Omitted.


   ITEM 13.   Certain Relationships and Related Transactions, and
              Director Independence.

              Omitted.


   ITEM 14.   Principal Accounting Fees and Services.

              Omitted.



              ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


   Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

   The 260 and 261 Madison Avenue mortgaged property (ID number 1 on Annex A-1 of the prospectus supplement of the Registrant relating to the issuing entity filed on October 15, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited Net Operating Income for the 2012 Fiscal Year End is $19,532,780.00.


   Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider
   Information.

   No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.


   Item 1115(b) of Regulation AB, Certain Derivative Instruments
   (Financial Incorporation).

   No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.


   Item 1117 of Regulation AB, Legal Proceedings.

   The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.


   Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

   The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on October 15, 2012 pursuant to Rule 424(b)(5).


   Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

   The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this report is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).


   Item 1123 of Regulation AB, Servicer Compliance Statement.

   The servicer compliance statements are attached hereto under Item 15.


                                   PART IV

   ITEM 15. Exhibits, Financial Statement Schedules.

   (a) The following is a list of documents filed as a part of this annual report on Form 10-K:

        (1) Not Applicable.

        (2) Not Applicable.

        (3)


    4 Pooling and Servicing Agreement, dated as of October 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor. (Filed as
        Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on November 21, 2012 and incorporated by reference herein.)


 10.1 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 between German American Capital Corporation, as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 12, 2012 and filed by the registrant on October 12, 2012, which is incorporated by reference herein).


 10.2 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 between Cantor Commercial Real Estate Lending, L.P., as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser. (Filed as Exhibit
        99.2 to the Registrant's Current Report on Form 8-K dated
        October 12, 2012 and filed by the registrant on October 12, 2012, which is incorporated by reference herein).


 10.3 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 between Ladder Capital Finance LLC, as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated October 12, 2012 and filed by the registrant on October 12, 2012, which is incorporated by reference herein).


   31   Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

        33.1  Wells Fargo Bank, National Association as Master Servicer
        33.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
        33.3 Deutsche Bank Trust Company Americas as Certificate Administrator and Custodian
        33.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
        33.5  National Tax Search, LLC as Servicing Function Participant
        33.6  Situs Holdings, LLC as Operating Advisor
        33.7 Wells Fargo Bank, National Association as Certificate Administrator and Custodian for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan
        33.8 Park Bridge Lender Services LLC as Operating Advisor for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan
        33.9 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1  Wells Fargo Bank, National Association as Master Servicer
        34.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
        34.3 Deutsche Bank Trust Company Americas as Certificate Administrator and Custodian
        34.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
        34.5  National Tax Search, LLC as Servicing Function Participant
        34.6  Situs Holdings, LLC as Operating Advisor
        34.7 Wells Fargo Bank, National Association as Certificate Administrator and Custodian for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan
        34.8 Park Bridge Lender Services LLC as Operating Advisor for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan
        34.9 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan


   35   Servicer compliance statement.

        35.1  Wells Fargo Bank, National Association as Master Servicer
        35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
        35.3  Deutsche Bank Trust Company Americas as Certificate Administrator
        35.4  Deutsche Bank Trust Company Americas as Custodian
        35.5 Wells Fargo Bank, National Association as Certificate Administrator and Custodian for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan
        35.6 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan


   (b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

   (c)  Not Applicable.



                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)



   /s/ Helaine M. Kaplan, President
   _____________________________
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


   Date:   March 29, 2013



   /s/ Natalie D. Grainger
   ______________________________
   Natalie D. Grainger, Vice President


   Date:   March 29, 2013



   EXHIBIT INDEX

   Exhibit No.


    4 Pooling and Servicing Agreement, dated as of October 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor. (Filed as
        Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on November 21, 2012 and incorporated by reference herein.)


 10.1 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 between German American Capital Corporation, as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 12, 2012 and filed by the registrant on October 12, 2012, which is incorporated by reference herein).


 10.2 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 between Cantor Commercial Real Estate Lending, L.P., as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser. (Filed as Exhibit
        99.2 to the Registrant's Current Report on Form 8-K dated
        October 12, 2012 and filed by the registrant on October 12, 2012, which is incorporated by reference herein).


 10.3 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 between Ladder Capital Finance LLC, as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated October 12, 2012 and filed by the registrant on October 12, 2012, which is incorporated by reference herein).


   31   Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

        33.1  Wells Fargo Bank, National Association as Master Servicer
        33.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
        33.3 Deutsche Bank Trust Company Americas as Certificate Administrator and Custodian
        33.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
        33.5  National Tax Search, LLC as Servicing Function Participant
        33.6  Situs Holdings, LLC as Operating Advisor
        33.7 Wells Fargo Bank, National Association as Certificate Administrator and Custodian for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan
        33.8 Park Bridge Lender Services LLC as Operating Advisor for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan
        33.9 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1  Wells Fargo Bank, National Association as Master Servicer
        34.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
        34.3 Deutsche Bank Trust Company Americas as Certificate Administrator and Custodian
        34.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
        34.5  National Tax Search, LLC as Servicing Function Participant
        34.6  Situs Holdings, LLC as Operating Advisor
        34.7 Wells Fargo Bank, National Association as Certificate Administrator and Custodian for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan
        34.8 Park Bridge Lender Services LLC as Operating Advisor for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan
        34.9 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan


   35   Servicer compliance statement.

        35.1  Wells Fargo Bank, National Association as Master Servicer
        35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
        35.3  Deutsche Bank Trust Company Americas as Certificate Administrator
        35.4  Deutsche Bank Trust Company Americas as Custodian
        35.5 Wells Fargo Bank, National Association as Certificate Administrator and Custodian for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan
        35.6 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan