Form 10-K/A
COMM 2012-CCRE3 Mortgage Trust
filed 2013-10-28
CIK 1556487

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-K/A
                               (Amendment No. 1)

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

     Not applicable.

   EXPLANATORY NOTE

   The purpose of this Amendment No. 1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 29, 2013 (the "Original Form 10-K"), is to file (i) an amended Rule 13a-14(d)/15d-14(d) Certification of the registrant, dated October 28, 2013 as a replacement to the Rule 13a-14(d)/15d-14(d) Certification filed as Exhibit 31 of the Exhibits,
   Rule 13a-14(d)/15d-14(d) Certification under Item 15 to the Original Form 10-K, (ii) an amended and restated report on assessment of compliance with servicing criteria for asset-backed securities for Wells Fargo Bank, National Association, as Certificate Administrator for both the Crossgates Mall Mortgage Loan and the Prince Building Mortgage Loan, dated
   February 28, 2013, as an amendment to the report on assessment of compliance with servicing criteria for asset-backed securities filed as
   Exhibit 33.7 of the Exhibits, Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities under Item 15 to the
   Original Form 10-K, (iii) an amended report of assessment of compliance with applicable servicing criteria for Wells Fargo Bank, National Association ("Wells Fargo Bank"), as Custodian for both the Crossgates
   Mall Mortgage Loan and the Prince Building Mortgage Loan, dated August 12, 2013, as Exhibit 33.10 of the Exhibits, Financial Statement Schedules under Item 15, (iv) an amended and restated attestation report on assessment of compliance with applicable servicing criteria for asset-backed securities for Wells Fargo Bank, National Association, as
   Certificate Administrator for both the Crossgates Mall Mortgage Loan and the Prince Building Mortgage Loan, dated February 28, 2013, as an amendment to the attestation report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibit 34.7 of the Exhibits, Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities under Item 15 to the Original Form 10-K, (v) an amended attestation report on assessment of compliance with applicable servicing criteria for Wells Fargo Bank, as Custodian for both the Crossgates Mall Mortgage Loan and the Prince Building Mortgage Loan, dated August 12, 2013, as Exhibit 34.10 of the Exhibits, Financial Statement Schedules under Item 15; the filings referred to in clause (iii) above and this clause (v) reflect information received by the registrant in a letter, dated August 13, 2013, from the Corporate Trust Services Division of Wells Fargo Bank, a copy of which is filed as Exhibit 99.1 of the Exhibits, Financial Statement Schedules under Item 15, notifying the registrant of the revised reports and providing certain explanatory information related to those reports and certain reports previously delivered by Wells Fargo Bank, as Custodian, (vi) an amended Servicer Compliance Statement of Wells Fargo Bank, as Certificate Administrator and Custodian for the Crossgate Mall Mortgage Loan, dated October 24, 2013, as an amendment to the Servicer Compliance Statement filed as Exhibit 35.5 of the Exhibits, Servicer Compliance Statement under Item 15 to the Original Form 10-K, (vii) an amended Servicer Compliance Statement of Wells Fargo Bank, as Certificate Administrator and Custodian for the Prince Building Mortgage Loan, dated October 24, 2013, as an amendment to the Servicer Compliance Statement filed as Exhibit 35.5 of the Exhibits, Servicer Compliance Statement under
   Item 15 to the Original Form 10-K, as Exhibit 35.7 of the Exhibits,
   Servicer Compliance Statement under Item 15, (viii) the Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage
   & Asset Receiving Corporation, as registrant, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, relating to the COMM 2012-CCRE2 Mortgage Trust transaction (Commission File Number 333-172143-05) and (ix) the Pooling and Servicing Agreement, dated as of November 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as registrant, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, relating to the COMM 2012-CCRE4 Mortgage Trust transaction (Commission File Number 333-172143-07). The Crossgates Mall Mortgage Loan included in the issuing entity and referred to in the Exhibit Index in the Original Form 10-K is part of the pari passu Crossgates Mall loan combination, which is primary serviced by Wells Fargo Bank, N.A., pursuant to the Pooling and Servicing Agreement for the COMM 2012-CCRE2 Mortgage Trust transaction. The Prince Building Mortgage Loan included in the issuing entity and referred to in the Exhibit Index in the Original Form 10-K is part of the pari passu Prince Building loan combination, which is primary serviced by Wells Fargo Bank, National Association, pursuant to the Pooling and Servicing Agreement for the COMM 2012-CCRE4 Mortgage Trust transaction.



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


                                   PART IV

   ITEM 15. Exhibits, Financial Statement Schedules.

   (a) The following is a list of documents filed as a part of this annual report on Form 10-K:

        (1) Not Applicable.

        (2) Not Applicable.

        (3)


  4.1 Pooling and Servicing Agreement, dated as of October 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as
        Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on November 21, 2012 and incorporated by reference herein.)

  4.2 Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, relating to the COMM 2012-CCRE2 Mortgage Trust transaction, pursuant to which the Crossgates Mall Mortgage Loan is being serviced (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on August 22, 2012 and incorporated by reference herein).

  4.3 Pooling and Servicing Agreement, dated as of November 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, relating to the COMM 2012-CCRE4 Mortgage Trust transaction, pursuant to which the Prince Building Mortgage Loan is being serviced (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein).

 10.1 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 between German American Capital Corporation, as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed by the registrant on October 12, 2012, which is incorporated by reference herein).

 10.2 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 between Cantor Commercial Real Estate Lending, L.P., as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser (filed as Exhibit
        99.2 to the registrant's Current Report on Form 8-K filed by the registrant on October 12, 2012, which is incorporated by reference herein).

 10.3 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 between Ladder Capital Finance LLC, as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed by the registrant on October 12, 2012, which is incorporated by reference herein).


   31   Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

        33.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        33.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer incorporated by reference to
              Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.3 Deutsche Bank Trust Company Americas as Certificate Administrator and Custodian incorporated by reference to Exhibit 33.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant incorporated by reference to Exhibit 33.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        33.6 Situs Holdings, LLC as Operating Advisor incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        33.7 Wells Fargo Bank, National Association as Certificate Administrator for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan.
        33.8 Park Bridge Lender Services LLC as Operating Advisor for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan incorporated by reference to Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.9 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan incorporated by reference to Exhibit 33.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.10 Wells Fargo Bank, National Association as Custodian for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan.


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        34.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer incorporated by reference to
              Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.3 Deutsche Bank Trust Company Americas as Certificate Administrator and Custodian incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant incorporated by reference to Exhibit 34.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        34.6 Situs Holdings, LLC as Operating Advisor incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.7 Wells Fargo Bank, National Association as Certificate Administrator for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan.
        34.8 Park Bridge Lender Services LLC as Operating Advisor for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan incorporated by reference to Exhibit 34.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.9 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan incorporated by reference to Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.10 Wells Fargo Bank, National Association as Custodian for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan.


   35   Servicer compliance statement.

        35.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 35.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer incorporated by reference to
              Exhibit 35.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        35.3 Deutsche Bank Trust Company Americas as Certificate Administrator incorporated by reference to Exhibit 35.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        35.4 Deutsche Bank Trust Company Americas as Custodian incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        35.5 Wells Fargo Bank, National Association as Certificate Administrator and Custodian for the Crossgate Mall Mortgage Loan.
        35.6 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan incorporated by reference to Exhibit 35.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        35.7 Wells Fargo Bank, National Association as Certificate Administrator and Custodian for the Prince Building Mortgage Loan.

   99.1 Letter, dated August 13, 2013, from the Corporate Trust Services division of Wells Fargo Bank, National Association, as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association, as Custodian


   (b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

   (c)  Not Applicable.



                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)



   /s/ Helaine M. Kaplan
   _____________________________
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


   Date:   October 28, 2013



   /s/ Matt Smith
   ______________________________
   Matt Smith, Vice President


   Date:   October 28, 2013



   EXHIBIT INDEX

   Exhibit No.


  4.1 Pooling and Servicing Agreement, dated as of October 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as
        Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on November 21, 2012 and incorporated by reference herein.)

  4.2 Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, relating to the COMM 2012-CCRE2 Mortgage Trust transaction, pursuant to which the Crossgates Mall Mortgage Loan is being serviced (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on August 22, 2012 and incorporated by reference herein).

  4.3 Pooling and Servicing Agreement, dated as of November 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, relating to the COMM 2012-CCRE4 Mortgage Trust transaction, pursuant to which the Prince Building Mortgage Loan is being serviced (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein).

 10.1 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 between German American Capital Corporation, as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed by the registrant on October 12, 2012, which is incorporated by reference herein).

 10.2 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 between Cantor Commercial Real Estate Lending, L.P., as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser (filed as Exhibit
        99.2 to the registrant's Current Report on Form 8-K filed by the registrant on October 12, 2012, which is incorporated by reference herein).

 10.3 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 between Ladder Capital Finance LLC, as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed by the registrant on October 12, 2012, which is incorporated by reference herein).


   31   Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

        33.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        33.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer incorporated by reference to
              Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.3 Deutsche Bank Trust Company Americas as Certificate Administrator and Custodian incorporated by reference to Exhibit 33.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant incorporated by reference to Exhibit 33.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        33.6 Situs Holdings, LLC as Operating Advisor incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        33.7 Wells Fargo Bank, National Association as Certificate Administrator for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan.
        33.8 Park Bridge Lender Services LLC as Operating Advisor for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan incorporated by reference to Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.9 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan incorporated by reference to Exhibit 33.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.10 Wells Fargo Bank, National Association as Custodian for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan.


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        34.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer incorporated by reference to
              Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.3 Deutsche Bank Trust Company Americas as Certificate Administrator and Custodian incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant incorporated by reference to Exhibit 34.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        34.6 Situs Holdings, LLC as Operating Advisor incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.7 Wells Fargo Bank, National Association as Certificate Administrator for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan.
        34.8 Park Bridge Lender Services LLC as Operating Advisor for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan incorporated by reference to Exhibit 34.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.9 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan incorporated by reference to Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.10 Wells Fargo Bank, National Association as Custodian for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan.


   35   Servicer compliance statement.

        35.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 35.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer incorporated by reference to
              Exhibit 35.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        35.3 Deutsche Bank Trust Company Americas as Certificate Administrator incorporated by reference to Exhibit 35.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        35.4 Deutsche Bank Trust Company Americas as Custodian incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        35.5 Wells Fargo Bank, National Association as Certificate Administrator and Custodian for the Crossgate Mall Mortgage Loan.
        35.6 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan incorporated by reference to Exhibit 35.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        35.7 Wells Fargo Bank, National Association as Certificate Administrator and Custodian for the Prince Building Mortgage Loan.

   99.1 Letter, dated August 13, 2013, from the Corporate Trust Services division of Wells Fargo Bank, National Association, as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association, as Custodian