Form 10-K/A
COMM 2012-CCRE3 Mortgage Trust
filed 2014-01-24
CIK 1556487

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-K/A
                               (Amendment No. 2)

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

     Not applicable.

   EXPLANATORY NOTE

   The purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 29, 2013 (the "Original Form 10-K"), which was amended by the registrant's Annual Report on Form 10-K (Amendment No. 1), filed with the Securities and Exchange Commission on October 28, 2013 is (i) to file a revised Report on Assessment of Compliance with the Applicable Servicing Criteria for Wells Fargo Bank, National Association ("Wells Fargo"), as Certificate Administrator for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan (in such capacities, the "Split Loans Certificate Administrator"), dated December 20, 2013, as a replacement to the Report on Assessment of Compliance with the Applicable Servicing Criteria for the Split Loans Certificate Administrator, dated February 28, 2013, filed as Exhibit 33.7 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, and (ii) to file a revised Attestation Report on Assessment of Compliance with the Applicable Servicing Criteria for the Split Loans Certificate Administrator, dated December 20, 2013, as a replacement to the Attestation Report on Assessment of Compliance with the Applicable Servicing Criteria for the Split Loans Certificate Administrator, dated February 28, 2013, filed as Exhibit 34.7 of the Exhibits, Financial Statement Schedules under Item 15 to the Original
   Form 10-K, each such replacement being made as a result of receipt by the issuing entity of a letter, dated December 20, 2013 (the "Notice Letter"), from the Corporate Trust Services Division of Wells Fargo, a copy of which is filed as Exhibit 99.2 of the Exhibits, Financial Statement Schedules under Item 15, notifying the issuing entity of the revised reports and providing certain explanatory information related to those reports and certain reports previously delivered by the Split Loans Certificate Administrator. In the Notice Letter, Wells Fargo informed the issuing entity that it does not plan to amend any past reports on Assessment of Compliance with the Applicable Servicing Criteria or related Attestation Reports on Assessment of Compliance with the Applicable Servicing Criteria to address omitted transactions from the Certificate Administrator's platform for those periods prior to 2012.



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

        33.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        33.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer incorporated by reference to
              Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.3 Deutsche Bank Trust Company Americas as Certificate Administrator and Custodian incorporated by reference to Exhibit 33.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant incorporated by reference to Exhibit 33.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        33.6 Situs Holdings, LLC as Operating Advisor incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        33.7 Wells Fargo Bank, National Association as Certificate Administrator for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan.
        33.8 Park Bridge Lender Services LLC as Operating Advisor for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan incorporated by reference to Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.9 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan incorporated by reference to Exhibit 33.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.10 Wells Fargo Bank, National Association as Custodian for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan incorporated by reference to Exhibit 33.10 of the Annual Report on Form 10-K (Amendment No. 1) filed by the issuing entity on October 28, 2013 (File No. 333-172143-06).


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        34.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer incorporated by reference to
              Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.3 Deutsche Bank Trust Company Americas as Certificate Administrator and Custodian incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant incorporated by reference to Exhibit 34.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        34.6 Situs Holdings, LLC as Operating Advisor incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.7 Wells Fargo Bank, National Association as Certificate Administrator for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan.
        34.8 Park Bridge Lender Services LLC as Operating Advisor for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan incorporated by reference to Exhibit 34.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.9 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan incorporated by reference to Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.10 Wells Fargo Bank, National Association as Custodian for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan incorporated by reference to Exhibit 34.10 of the Annual Report on Form 10-K (Amendment No. 1) filed by the issuing entity on October 28, 2013 (File No. 333-172143-06).


   35   Servicer compliance statement.

        35.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 35.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer incorporated by reference to
              Exhibit 35.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        35.3 Deutsche Bank Trust Company Americas as Certificate Administrator incorporated by reference to Exhibit 35.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        35.4 Deutsche Bank Trust Company Americas as Custodian incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        35.5 Wells Fargo Bank, National Association as Certificate Administrator and Custodian for the Crossgate Mall Mortgage Loan incorporated by reference to Exhibit 35.5 of the Annual Report on Form 10-K (Amendment No. 1) filed by the issuing entity on October 28, 2013 (File No. 333-172143-06).
        35.6 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan incorporated by reference to Exhibit 35.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        35.7 Wells Fargo Bank, National Association as Certificate Administrator and Custodian for the Prince Building Mortgage Loan incorporated by reference to Exhibit 35.7 of the Annual Report on Form 10-K (Amendment No. 1) filed by the issuing entity on October 28, 2013 (File No. 333-172143-06).

   99.1 Letter, dated August 13, 2013, from the Corporate Trust Services division of Wells Fargo Bank, National Association, as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association, as Custodian incorporated by reference to Exhibit 99.1 of the Annual Report on Form 10-K (Amendment No. 1) filed by the issuing entity on October 28, 2013 (File No. 333-172143-06).

   99.2 Notice Letter, dated December 20, 2013, from the Corporate Trust Services Division of Wells Fargo Bank, National Association ("Wells Fargo"), as Certificate Administrator for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan to the registrant regarding Wells Fargo's Report on Assessment of Compliance with Applicable Servicing Criteria.

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


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)



   /s/ Helaine M. Kaplan
   _____________________________
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


   Date:   January 24, 2014



   /s/ Matt Smith
   ______________________________
   Matt Smith, Vice President


   Date:   January 24, 2014



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

        33.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        33.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer incorporated by reference to
              Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.3 Deutsche Bank Trust Company Americas as Certificate Administrator and Custodian incorporated by reference to Exhibit 33.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant incorporated by reference to Exhibit 33.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        33.6 Situs Holdings, LLC as Operating Advisor incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        33.7 Wells Fargo Bank, National Association as Certificate Administrator for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan.
        33.8 Park Bridge Lender Services LLC as Operating Advisor for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan incorporated by reference to Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.9 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan incorporated by reference to Exhibit 33.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        33.10 Wells Fargo Bank, National Association as Custodian for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan incorporated by reference to Exhibit 33.10 of the Annual Report on Form 10-K (Amendment No. 1) filed by the issuing entity on October 28, 2013 (File No. 333-172143-06).


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        34.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer incorporated by reference to
              Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.3 Deutsche Bank Trust Company Americas as Certificate Administrator and Custodian incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.4 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant incorporated by reference to Exhibit 34.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        34.6 Situs Holdings, LLC as Operating Advisor incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.7 Wells Fargo Bank, National Association as Certificate Administrator for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan.
        34.8 Park Bridge Lender Services LLC as Operating Advisor for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan incorporated by reference to Exhibit 34.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.9 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan incorporated by reference to Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        34.10 Wells Fargo Bank, National Association as Custodian for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan incorporated by reference to Exhibit 34.10 of the Annual Report on Form 10-K (Amendment No. 1) filed by the issuing entity on October 28, 2013 (File No. 333-172143-06).


   35   Servicer compliance statement.

        35.1 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 35.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer incorporated by reference to
              Exhibit 35.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        35.3 Deutsche Bank Trust Company Americas as Certificate Administrator incorporated by reference to Exhibit 35.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
              (File No. 333-172143-06).
        35.4 Deutsche Bank Trust Company Americas as Custodian incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        35.5 Wells Fargo Bank, National Association as Certificate Administrator and Custodian for the Crossgate Mall Mortgage Loan incorporated by reference to Exhibit 35.5 of the Annual Report on Form 10-K (Amendment No. 1) filed by the issuing entity on October 28, 2013 (File No. 333-172143-06).
        35.6 Torchlight Loan Services, LLC as Special Servicer for the Prince Building Mortgage Loan incorporated by reference to Exhibit 35.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-06).
        35.7 Wells Fargo Bank, National Association as Certificate Administrator and Custodian for the Prince Building Mortgage Loan incorporated by reference to Exhibit 35.7 of the Annual Report on Form 10-K (Amendment No. 1) filed by the issuing entity on October 28, 2013 (File No. 333-172143-06).

   99.1 Letter, dated August 13, 2013, from the Corporate Trust Services division of Wells Fargo Bank, National Association, as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association, as Custodian incorporated by reference to Exhibit 99.1 of the Annual Report on Form 10-K (Amendment No. 1) filed by the issuing entity on October 28, 2013 (File No. 333-172143-06).

   99.2 Notice Letter, dated December 20, 2013, from the Corporate Trust Services Division of Wells Fargo Bank, National Association ("Wells Fargo"), as Certificate Administrator for both the Crossgate Mall Mortgage Loan and the Prince Building Mortgage Loan to the registrant regarding Wells Fargo's Report on Assessment of Compliance with Applicable Servicing Criteria.