Form 10-K
period 2014-12-31
COMM 2012-CCRE3 Mortgage Trust
filed 2015-03-25
CIK 1556487

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2014

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from _____ to _____

       Commission file number of the issuing entity: 333-172143-06

        Central Index Key Number of the issuing entity: 0001556487

                    COMM 2012-CCRE3 Mortgage Trust
      (exact name of the issuing entity as specified in its charter)

         Central Index Key Number of the depositor: 0001013454
             Deutsche Mortgage & Asset Receiving Corporation
        (exact name of the depositor as specified in its charter)

         Central Index Key Number of the sponsor: 0001541294
                  German American Capital Corporation
        (exact name of the sponsor as specified in its charter)

         Central Index Key Number of the sponsor: 0001558761
              Cantor Commercial Real Estate Lending, L.P.
        (exact name of the sponsor as specified in its charter)

         Central Index Key Number of the sponsor: 0001541468
                      Ladder Capital Finance LLC
        (exact name of the sponsor as specified in its charter)


               New York                             46-1194453
      (State or other jurisdiction of               46-1412891
       incorporation or organization                46-6373885
           of the issuing entity)                (I.R.S. Employer
                                             Identification Numbers)

                 c/o Deutsche Bank Trust Company Americas
                       as Certificate Administrator
                        1761 East St. Andrew Place
                               Santa Ana, CA
        (Address of principal executive offices of the issuing entity)

                                  92705
                                (Zip Code)

            Registrant's telephone number, including area code:
                              (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]Yes [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

                               Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]          Accelerated filer         [ ]
Non-accelerated filer     [X] (Do not check if a smaller reporting company)
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [X]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                               Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ]Yes [ ]No

                               Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Crossgates Mall Mortgage Loan, which constituted approximately 8.6% of the asset pool of the issuing entity as of its cut-off date. The Crossgates Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Crossgates Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the COMM 2012-CCRE2 Mortgage Trust transaction, Commission File Number 333-172143-05 (the "COMM 2012-CCRE2 Transaction"). This loan combination, including the Crossgates Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction, which is incorporated by reference under Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Prince Building Mortgage Loan, which constituted approximately 6.0% of the asset pool of the issuing entity as of its cut-off date. The Prince Building Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Prince Building Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including The Prince Building Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of The Prince Building loan combination in the COMM 2012-CCRE4 Mortgage
Trust transaction, Commission File Number 333-172143-07 (the "COMM 2012-CCRE4 Transaction"). After the closing of the COMM 2012-CCRE4 Transaction on November 13, 2012, this loan combination, including The Prince Building Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the COMM 2012-CCRE4 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

Wells Fargo Bank, National Association ("Wells Fargo") is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and certificate administrator of the Crossgates Mall Mortgage Loan and The Prince Building Mortgage Loan. Thus, Wells Fargo is a "servicer," as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association ("Midland") is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Crossgates Mall Mortgage Loan. Thus, Midland is a "servicer," as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the Exhibit Index.

Torchlight Loan Services, LLC ("Torchlight") acted as special servicer of The Prince Building Mortgage Loan, which constituted approximately 6.0% of the asset pool of the issuing entity as of its cut-off date, under the pooling and servicing agreement for the COMM 2012-CCRE4 Transaction prior to October 6, 2014, the date as of which Torchlight was removed as special servicer and replaced by Rialto Capital Advisors, LLC ("Rialto"). Rialto is the special servicer of The Prince Building Mortgage Loan under the pooling and servicing agreement for the COMM 2012-CCRE4 Transaction on and after October 6, 2014. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer's Assessment of Compliance), the percentage set forth above must be reduced for each special servicer pro rata because each was only acting as a special servicer of The Prince
Building Mortgage Loan for a portion of the reporting period covered by this Annual Report on Form 10-K. As a result, both Torchlight and Rialto fall below the de minimis requirements in Items 1122 and 1123 of Regulation AB and no assessments of compliance with applicable servicing criteria, accountants' attestation reports on assessment of compliance with applicable servicing criteria or servicer compliance statements for Torchlight or Rialto are required.

U.S. Bank National Association acts as trustee of the issuing entity, the Crossgates Mall Mortgage Loan and The Prince Building Mortgage
Loan. Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement with respect to the COMM 2012-CCRE2 Transaction and the pooling and servicing agreement with respect to the COMM 2012-CCRE4 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to
Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there was no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. The assessment of compliance with applicable servicing criteria of the master servicer or primary servicer covers Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant's attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and the primary servicer of the Crossgates Mall Mortgage Loan and The Prince Building Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are including within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are "servicers" for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).


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

Item 14.  Principal Accounting Fees and Services.

Omitted.


                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The 260 and 261 Madison Avenue Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on October 15, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $20,490,146.00 for the twelve month period ended December 31, 2014.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider
Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as trustee, Deutsche Bank Trust Company Americas, as certificate administrator, and Wells Fargo Bank, N.A., as certificate administrator:

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association ("U.S. Bank"), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default.
Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs' motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs' claims vigorously.

Deutsche Bank Trust Company Americas ("DBTCA") has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities ("RMBS") trusts. On June 18, 2014, a group of investors ("Plaintiff Investors") filed a civil action against DBTCA and Deutsche Bank National Trust Company ("DBNTC") in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label
RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA's and DBNTC's alleged failure to perform their obligations as trustees for the trusts (the "NY Derivative Action"). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the "SDNY Action"), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is vigorously defending the SDNY Action. DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as Trustee on behalf of the Certificateholders.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the "Complaint"). In December 2014, the plaintiffs' motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs' claims vigorously.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Prince Building Mortgage Loan are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2012-CCRE4 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2012-CCRE4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).


Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.


                                  Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

    (1) Not applicable

    (2) Not applicable

    (3) See below

4.1 Pooling and Servicing Agreement, dated as of October 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on November 21, 2012 and incorporated by reference herein).

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

33.23 Park Bridge Lender Services, LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan

33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.5)

33.25 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.6)

33.26 Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan (see Exhibit 33.1)

33.27 Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan (see Exhibit 33.21)

33.28 Wells Fargo Bank, National Association, as Custodian of The Prince Building Mortgage Loan (see Exhibit 33.22)

33.29 Park Bridge Lender Services, LLC, as Operating Advisor of The Prince Building Mortgage Loan (see Exhibit 33.23)

33.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Prince Building Mortgage Loan (see Exhibit 33.5)

33.31 National Tax Search, LLC, as Servicing Function Participant of The Prince Building Mortgage Loan (see Exhibit 33.6)


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

34.23 Park Bridge Lender Services, LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan

34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.5)

34.25 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.6)

34.26 Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan (see Exhibit 34.1)

34.27 Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan (see Exhibit 34.21)

34.28 Wells Fargo Bank, National Association, as Custodian of The Prince Building Mortgage Loan (see Exhibit 34.22)

34.29 Park Bridge Lender Services, LLC, as Operating Advisor of The Prince Building Mortgage Loan (see Exhibit 34.23)

34.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Prince Building Mortgage Loan (see Exhibit 34.5)

34.31 National Tax Search, LLC, as Servicing Function Participant of The Prince Building Mortgage Loan (see Exhibit 34.6)


35      Servicer compliance statements.

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

99.3 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 among Ladder Capital Finance LLC, as seller, Ladder Capital Finance Holdings LLLP and Deutsche Mortgage & Asset Receiving Corporation, as purchaser. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K/A dated November 21, 2012 and filed by the registrant on November 21, 2012, which is incorporated by reference herein).


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

Deutsche Mortgage & Asset Receiving Corporation
(Depositor)


/s/ Helaine M. Kaplan
____________________________
Helaine M. Kaplan, President
(senior officer in charge of securitization of the depositor)

Date: March 25, 2015


/s/ Natalie Grainger
____________________________
Natalie Grainger, Vice President

Date: March 25, 2015



EXHIBIT INDEX

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of October 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on November 21, 2012 and incorporated by reference herein).

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

33.23 Park Bridge Lender Services, LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan

33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.5)

33.25 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.6)

33.26 Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan (see Exhibit 33.1)

33.27 Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan (see Exhibit 33.21)

33.28 Wells Fargo Bank, National Association, as Custodian of The Prince Building Mortgage Loan (see Exhibit 33.22)

33.29 Park Bridge Lender Services, LLC, as Operating Advisor of The Prince Building Mortgage Loan (see Exhibit 33.23)

33.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Prince Building Mortgage Loan (see Exhibit 33.5)

33.31 National Tax Search, LLC, as Servicing Function Participant of The Prince Building Mortgage Loan (see Exhibit 33.6)


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

34.23 Park Bridge Lender Services, LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan

34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.5)

34.25 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.6)

34.26 Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan (see Exhibit 34.1)

34.27 Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan (see Exhibit 34.21)

34.28 Wells Fargo Bank, National Association, as Custodian of The Prince Building Mortgage Loan (see Exhibit 34.22)

34.29 Park Bridge Lender Services, LLC, as Operating Advisor of The Prince Building Mortgage Loan (see Exhibit 34.23)

34.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Prince Building Mortgage Loan (see Exhibit 34.5)

34.31 National Tax Search, LLC, as Servicing Function Participant of The Prince Building Mortgage Loan (see Exhibit 34.6)


35      Servicer compliance statements.

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

99.3 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 among Ladder Capital Finance LLC, as seller, Ladder Capital Finance Holdings LLLP and Deutsche Mortgage & Asset Receiving Corporation, as purchaser. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K/A dated November 21, 2012 and filed by the registrant on November 21, 2012, which is incorporated by reference herein).