Form 10-K
period 2015-12-31
COMM 2012-CCRE3 Mortgage Trust
filed 2016-03-24
CIK 1556487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2015

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

                                               46-1194453
New York                                       46-1412891
(State or other jurisdiction of                46-6373885
incorporation or organization of            (I.R.S. Employer
the issuing entity)                      Identification Numbers)



c/o Deutsche Bank Trust Company Americas as Certificate Administrator
1761 East St. Andrew Place
Santa Ana, CA
(Address of principal executive offices of the issuing entity)

92705
(Zip Code)

Registrant's telephone number, including area code:
(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]          Accelerated filer         [ ]
Non-accelerated filer     [X] (Do not check if a smaller reporting company)
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

The 260 and 261 Madison Avenue Mortgage Loan and the Emerald Square Mall Mortgage Loan, which constituted approximately 10.1% and 6.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the 260 and 261 Madison Avenue Mortgage Loan or the Emerald Square Mall Mortgage Loan which are assets of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 260 and 261 Madison Avenue Mortgage Loan and Emerald Square Mall Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the Pooling and Servicing Agreement, is also the primary servicer of each of these loan combinations. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Crossgates Mall Mortgage Loan, which constituted approximately 8.6% of the asset pool of the issuing entity as of its cut-off date. The Crossgates Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Crossgates Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the COMM 2012-CCRE2 Mortgage Trust transaction, Commission File Number 333-172143-05 (the "COMM 2012-CCRE2 Transaction"). This loan combination, including the Crossgates Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction, which is incorporated by reference as
Exhibit 4.2 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction, is also the primary servicer of this loan combination. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Prince Building Mortgage Loan, which constituted approximately 6.0% of the asset pool of the issuing entity as of its cut-off date. The Prince Building Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Prince Building Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including The Prince Building Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of The Prince Building loan combination in the COMM 2012-CCRE4 Mortgage Trust transaction, Commission File Number 333-172143-07 (the "COMM 2012-CCRE4 Transaction"). After the closing of the COMM 2012-CCRE4 Transaction on November 13, 2012, this loan combination, including The Prince Building Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the COMM 2012-CCRE4 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the COMM 2012-CCRE4 Transaction, is also the primary servicer of this loan combination.
The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2012-CCRE4 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and certificate administrator of the Crossgates Mall Mortgage Loan and The Prince Building Mortgage Loan. As a result, Wells Fargo Bank, National Association is a "servicer" as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Crossgates Mall Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a "servicer" as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Crossgates Mall Mortgage Loan and The Prince Building Mortgage Loan. Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction and the pooling and servicing agreement for the COMM 2012-CCRE4 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Crossgates Mall Mortgage Loan and The Prince Building Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer of the Pooling and Servicing Agreement, the primary servicer of the Crossgates Mall Mortgage Loan and the primary servicer of The Prince Building Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are "servicers" for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).


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


Item 14.  Principal Accounting Fees and Services.

Omitted.


ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The 260 and 261 Madison Avenue Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on October 15, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $23,969,472.00 for the twelve month period ended December 31, 2015.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.


Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.


Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian, and Wells Fargo Bank, National Association, as Certificate Administrator and Custodian:

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association ("U.S. Bank"), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association,
No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs' claims vigorously.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction. Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the "IKB Action"). The claims in the IKB Action appear to be substantively similar to the SDNY Action. The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts. DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Certificate Administrator and Custodian under the Pooling and Servicing Agreement for this transaction.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the "District Court") against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the "Complaint"). In December 2014, the plaintiffs' motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases (collectively, the "Additional Complaints") alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs' claims vigorously.


Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on October 15, 2012 pursuant to Rule 424(b)(5).


Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under
Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Crossgates Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction, are attached hereto under
Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2012-CCRE2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Prince Building Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2012-CCRE4 Transaction, are attached hereto under
Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2012-CCRE4 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2012-CCRE4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).


Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.


PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not applicable
(2) Not applicable
(3) See below


4.1 Pooling and Servicing Agreement, dated as of October 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on November 21, 2012 under Commission File No. 333-172143-06 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on August 22, 2012 under Commission File No. 333-172143-05 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of November 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on November 13, 2012 under Commission File No. 333-172143-07 and incorporated by reference herein).


31      Rule 13a-14(d)/15d-14(d) Certifications.


33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1    Wells Fargo Bank, National Association, as Master Servicer

33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

33.4    Situs Holdings, LLC, as Operating Advisor

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

33.10 Situs Holdings, LLC, as Operating Advisor of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 33.4)

33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 260 and 261 Madison Avenue Mortgage Loan
        (see Exhibit 33.5)

33.12 National Tax Search, LLC, as Servicing Function Participant of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 33.6)

33.13 Wells Fargo Bank, National Association, as Primary Servicer of the Emerald Square Mall Mortgage Loan (see Exhibit 33.1)

33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Emerald Square Mall Mortgage Loan
        (see Exhibit 33.2)

33.15 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Emerald Square Mall Mortgage Loan (see Exhibit 33.3)

33.16 Situs Holdings, LLC, as Operating Advisor of the Emerald Square Mall Mortgage Loan (see Exhibit 33.4)

33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Emerald Square Mall Mortgage Loan
        (see Exhibit 33.5)

33.18 National Tax Search, LLC, as Servicing Function Participant of the Emerald Square Mall Mortgage Loan (see Exhibit 33.6)

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

33.23 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan

33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.5)

33.25 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.6)

33.26 Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan (see Exhibit 33.1)

33.27 Rialto Capital Advisors, LLC, as Special Servicer of The Prince Building Mortgage Loan

33.28 Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan (see Exhibit 33.21)

33.29 Wells Fargo Bank, National Association, as Custodian of The Prince Building Mortgage Loan (see Exhibit 33.22)

33.30 Park Bridge Lender Services LLC, as Operating Advisor of The Prince Building Mortgage Loan (see Exhibit 33.23)

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

34.4    Situs Holdings, LLC, as Operating Advisor

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

34.10 Situs Holdings, LLC, as Operating Advisor of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 34.4)

34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 260 and 261 Madison Avenue Mortgage Loan
        (see Exhibit 34.5)

34.12 National Tax Search, LLC, as Servicing Function Participant of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 34.6)

34.13 Wells Fargo Bank, National Association, as Primary Servicer of the Emerald Square Mall Mortgage Loan (see Exhibit 34.1)

34.14 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Emerald Square Mall Mortgage Loan
        (see Exhibit 34.2)

34.15 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Emerald Square Mall Mortgage Loan (see Exhibit 34.3)

34.16 Situs Holdings, LLC, as Operating Advisor of the Emerald Square Mall Mortgage Loan (see Exhibit 34.4)

34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Emerald Square Mall Mortgage Loan
        (see Exhibit 34.5)

34.18 National Tax Search, LLC, as Servicing Function Participant of the Emerald Square Mall Mortgage Loan (see Exhibit 34.6)

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

34.23 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan

34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.5)

34.25 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.6)

34.26 Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan (see Exhibit 34.1)

34.27 Rialto Capital Advisors, LLC, as Special Servicer of The Prince Building Mortgage Loan

34.28 Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan (see Exhibit 34.21)

34.29 Wells Fargo Bank, National Association, as Custodian of The Prince Building Mortgage Loan (see Exhibit 34.22)

34.30 Park Bridge Lender Services LLC, as Operating Advisor of The Prince Building Mortgage Loan (see Exhibit 34.23)

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

35.9 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Emerald Square Mall Mortgage Loan (see Exhibit 35.3)

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan

35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan
        (see Exhibit 35.2)

35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan

35.13 Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan

35.14 Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan


99.1 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 between Cantor Commercial Real Estate Lending, L.P., as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser. (Filed as Exhibit
        99.2 to the Registrant's Current Report on Form 8-K/A filed on November 21, 2012 under Commission File No. 333-172143-06 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 between German American Capital Corporation, as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed on November 21, 2012 under Commission File No. 333-172143-06 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 among Ladder Capital Finance LLC, as seller, Ladder Capital Finance Holdings LLLP and Deutsche Mortgage & Asset Receiving Corporation, as purchaser. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K/A filed on November 21, 2012 under Commission File No. 333-172143-06 and incorporated by reference herein)

(b)     The exhibits required to be filed by the Registrant pursuant to
        Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Deutsche Mortgage & Asset Receiving Corporation
(Depositor)

/s/ Helaine M. Kaplan
Helaine M. Kaplan, President
(senior officer in charge of securitization of the depositor)

Date: March 24, 2016


/s/ Matt Smith
Matt Smith, Director

Date: March 24, 2016


EXHIBIT INDEX

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of October 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on November 21, 2012 under Commission File No. 333-172143-06 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on August 22, 2012 under Commission File No. 333-172143-05 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of November 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on November 13, 2012 under Commission File No. 333-172143-07 and incorporated by reference herein).


31      Rule 13a-14(d)/15d-14(d) Certifications.


33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1    Wells Fargo Bank, National Association, as Master Servicer

33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

33.4    Situs Holdings, LLC, as Operating Advisor

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

33.10 Situs Holdings, LLC, as Operating Advisor of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 33.4)

33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 260 and 261 Madison Avenue Mortgage Loan
        (see Exhibit 33.5)

33.12 National Tax Search, LLC, as Servicing Function Participant of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 33.6)

33.13 Wells Fargo Bank, National Association, as Primary Servicer of the Emerald Square Mall Mortgage Loan (see Exhibit 33.1)

33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Emerald Square Mall Mortgage Loan
        (see Exhibit 33.2)

33.15 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Emerald Square Mall Mortgage Loan (see Exhibit 33.3)

33.16 Situs Holdings, LLC, as Operating Advisor of the Emerald Square Mall Mortgage Loan (see Exhibit 33.4)

33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Emerald Square Mall Mortgage Loan
        (see Exhibit 33.5)

33.18 National Tax Search, LLC, as Servicing Function Participant of the Emerald Square Mall Mortgage Loan (see Exhibit 33.6)

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

33.23 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan

33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.5)

33.25 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.6)

33.26 Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan (see Exhibit 33.1)

33.27 Rialto Capital Advisors, LLC, as Special Servicer of The Prince Building Mortgage Loan

33.28 Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan (see Exhibit 33.21)

33.29 Wells Fargo Bank, National Association, as Custodian of The Prince Building Mortgage Loan (see Exhibit 33.22)

33.30 Park Bridge Lender Services LLC, as Operating Advisor of The Prince Building Mortgage Loan (see Exhibit 33.23)

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

34.4    Situs Holdings, LLC, as Operating Advisor

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

34.10 Situs Holdings, LLC, as Operating Advisor of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 34.4)

34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 260 and 261 Madison Avenue Mortgage Loan
        (see Exhibit 34.5)

34.12 National Tax Search, LLC, as Servicing Function Participant of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 34.6)

34.13 Wells Fargo Bank, National Association, as Primary Servicer of the Emerald Square Mall Mortgage Loan (see Exhibit 34.1)

34.14 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Emerald Square Mall Mortgage Loan
        (see Exhibit 34.2)

34.15 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Emerald Square Mall Mortgage Loan (see Exhibit 34.3)

34.16 Situs Holdings, LLC, as Operating Advisor of the Emerald Square Mall Mortgage Loan (see Exhibit 34.4)

34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Emerald Square Mall Mortgage Loan
        (see Exhibit 34.5)

34.18 National Tax Search, LLC, as Servicing Function Participant of the Emerald Square Mall Mortgage Loan (see Exhibit 34.6)

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

34.23 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan

34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.5)

34.25 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.6)

34.26 Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan (see Exhibit 34.1)

34.27 Rialto Capital Advisors, LLC, as Special Servicer of The Prince Building Mortgage Loan

34.28 Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan (see Exhibit 34.21)

34.29 Wells Fargo Bank, National Association, as Custodian of The Prince Building Mortgage Loan (see Exhibit 34.22)

34.30 Park Bridge Lender Services LLC, as Operating Advisor of The Prince Building Mortgage Loan (see Exhibit 34.23)

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

35.9 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Emerald Square Mall Mortgage Loan (see Exhibit 35.3)

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan

35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan
        (see Exhibit 35.2)

35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan

35.13 Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan

35.14 Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan


99.1 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 between Cantor Commercial Real Estate Lending, L.P., as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser. (Filed as Exhibit
        99.2 to the Registrant's Current Report on Form 8-K/A filed on November 21, 2012 under Commission File No. 333-172143-06 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 between German American Capital Corporation, as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed on November 21, 2012 under Commission File No. 333-172143-06 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of October 3, 2012 among Ladder Capital Finance LLC, as seller, Ladder Capital Finance Holdings LLLP and Deutsche Mortgage & Asset Receiving Corporation, as purchaser. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K/A filed on November 21, 2012 under Commission File No. 333-172143-06 and incorporated by reference herein)