Form 10-K
period 2017-12-31
COMM 2012-CCRE3 Mortgage Trust
filed 2018-03-19
CIK 1556487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

92705

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Crossgates Mall Mortgage Loan, which constituted approximately 8.6% of the asset pool of the issuing entity as of its cut-off date.  The Crossgates Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Crossgates Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the COMM 2012-CCRE2 Mortgage Trust transaction, Commission File Number 333-172143-05 (the “COMM 2012-CCRE2 Transaction”). This loan combination, including the Crossgates Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Prince Building Mortgage Loan, which constituted approximately 6.0% of the asset pool of the issuing entity as of its cut-off date.  The Prince Building Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Prince Building Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including The Prince Building Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of The Prince Building loan combination in the COMM 2012-CCRE4 Mortgage Trust transaction, Commission File Number 333-172143-07 (the “COMM 2012-CCRE4 Transaction”). After the closing of the COMM 2012-CCRE4 Transaction on November 13, 2012, this loan combination, including The Prince Building Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the COMM 2012-CCRE4 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2012-CCRE4 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2012-CCRE4 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and certificate administrator of the Crossgates Mall Mortgage Loan and The Prince Building Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Crossgates Mall Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Crossgates Mall Mortgage Loan and The Prince Building Mortgage Loan. Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction and the pooling and servicing agreement for the COMM 2012-CCRE4 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB. The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Crossgates Mall Mortgage Loan and The Prince Building Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Crossgates Mall Mortgage Loan and The Prince Building Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes The Prince Building Mortgage Loan, the servicer compliance statement of Rialto Capital Advisors, LLC as special servicer of The Prince Building Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The 260 and 261 Madison Avenue Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on October 15, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $22,774,393.00 for the twelve- month period ended December 31, 2017.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as certificate administrator and custodian, U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association, as certificate administrator and custodian:

Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 ("TIA"), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA's motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs' conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs' breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs' claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties' joint stipulation and ordered that plaintiffs' claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA's motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs' representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs' claims to the extent they were premised upon any alleged pre-event of default duty to terminate servicers. On March 27, 2017, DBNTC and DBTCA filed an answer to the amended complaint. On January 26, 2018, Plaintiffs filed a motion for class certification. The parties are currently briefing the motion. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs' breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs' breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA's demurrer, providing Plaintiffs with thirty days' leave to amend, and denied DBNTC and DBTCA's motion to strike. Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. On January 17, 2018, Plaintiffs filed a motion for class certification. The parties are currently briefing the motion. Discovery is ongoing.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs' third amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs' TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs' breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of "hundreds of millions of dollars." On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. Discovery is ongoing.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG ("Commerzbank") in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank's second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank's TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer "hundreds of millions of dollars in losses," but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. Discovery is ongoing. On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, "IKB"), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York's Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA's motion to dismiss has been briefed and is awaiting decision by the court. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA's belief that it has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as certificate administrator and custodian under the pooling and servicing agreement relating to this transaction.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association ("U.S. Bank"), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage-backed securities ("RMBS") trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs' claims vigorously.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. ("Wells Fargo Bank") in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the "District Court") against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the "Federal Court Complaint"). In December 2014, the plaintiffs' motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the "State Court Complaint"). In September 2017, Royal Park Investments SA/NV ("Royal Park"), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank's indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of October 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on November 21, 2012 under Commission File No. 333-172143-06 and incorporated by reference herein).
4.2	Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on August 22, 2012 under Commission File No. 333-172143-05 and incorporated by reference herein).
4.3	Pooling and Servicing Agreement, dated as of November 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on November 13, 2012 under Commission File No. 333-172143-07 and incorporated by reference herein).
31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	Wells Fargo Bank, National Association, as Master Servicer
33.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
33.5	Situs Holdings, LLC, as Operating Advisor
33.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7	National Tax Search, LLC, as Servicing Function Participant
33.8	Wells Fargo Bank, National Association, as Primary Servicer of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 33.1)
33.9	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 33.2)
33.10	U.S. Bank National Association, as Trustee of the 260 and 261 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
33.11	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 33.4)
33.12	Situs Holdings, LLC, as Operating Advisor of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 33.5)
33.13	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 33.6)
33.14	National Tax Search, LLC, as Servicing Function Participant of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 33.7)
33.15	Wells Fargo Bank, National Association, as Primary Servicer of the Emerald Square Mall Mortgage Loan (see Exhibit 33.1)
33.16	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Emerald Square Mall Mortgage Loan (see Exhibit 33.2)

33.17	U.S. Bank National Association, as Trustee of the Emerald Square Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.18	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Emerald Square Mall Mortgage Loan (see Exhibit 33.4)
33.19	Situs Holdings, LLC, as Operating Advisor of the Emerald Square Mall Mortgage Loan (see Exhibit 33.5)
33.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Emerald Square Mall Mortgage Loan (see Exhibit 33.6)
33.21	National Tax Search, LLC, as Servicing Function Participant of the Emerald Square Mall Mortgage Loan (see Exhibit 33.7)
33.22	Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 33.1)
33.23	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 33.2)
33.24	U.S. Bank National Association, as Trustee of the Crossgates Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.25	Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan
33.26	Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan
33.27	Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan
33.28	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.6)
33.29	National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.7)
33.30	Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan (see Exhibit 33.1)
33.31	Rialto Capital Advisors, LLC, as Special Servicer of The Prince Building Mortgage Loan
33.32	U.S. Bank National Association, as Trustee of The Prince Building Mortgage Loan (Omitted. See Explanatory Notes.)
33.33	Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan (see Exhibit 33.25)
33.34	Wells Fargo Bank, National Association, as Custodian of The Prince Building Mortgage Loan (see Exhibit 33.26)
33.35	Park Bridge Lender Services LLC, as Operating Advisor of The Prince Building Mortgage Loan (see Exhibit 33.27)
33.36	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Prince Building Mortgage Loan (see Exhibit 33.6)
33.37	National Tax Search, LLC, as Servicing Function Participant of The Prince Building Mortgage Loan (see Exhibit 33.7)
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	Wells Fargo Bank, National Association, as Master Servicer
34.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
34.5	Situs Holdings, LLC, as Operating Advisor
34.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7	National Tax Search, LLC, as Servicing Function Participant
34.8	Wells Fargo Bank, National Association, as Primary Servicer of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 34.1)
34.9	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 34.2)
34.10	U.S. Bank National Association, as Trustee of the 260 and 261 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.11	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 34.4)
34.12	Situs Holdings, LLC, as Operating Advisor of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 34.5)
34.13	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 34.6)
34.14	National Tax Search, LLC, as Servicing Function Participant of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 34.7)
34.15	Wells Fargo Bank, National Association, as Primary Servicer of the Emerald Square Mall Mortgage Loan (see Exhibit 34.1)
34.16	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Emerald Square Mall Mortgage Loan (see Exhibit 34.2)
34.17	U.S. Bank National Association, as Trustee of the Emerald Square Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.18	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Emerald Square Mall Mortgage Loan (see Exhibit 34.4)
34.19	Situs Holdings, LLC, as Operating Advisor of the Emerald Square Mall Mortgage Loan (see Exhibit 34.5)
34.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Emerald Square Mall Mortgage Loan (see Exhibit 34.6)
34.21	National Tax Search, LLC, as Servicing Function Participant of the Emerald Square Mall Mortgage Loan (see Exhibit 34.7)
34.22	Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 34.1)
34.23	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 34.2)
34.24	U.S. Bank National Association, as Trustee of the Crossgates Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.25	Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan
34.26	Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan
34.27	Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan
34.28	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.6)
34.29	National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.7)
34.30	Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan (see Exhibit 34.1)
34.31	Rialto Capital Advisors, LLC, as Special Servicer of The Prince Building Mortgage Loan
34.32	U.S. Bank National Association, as Trustee of The Prince Building Mortgage Loan (Omitted. See Explanatory Notes.)
34.33	Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan (see Exhibit 34.25)
34.34	Wells Fargo Bank, National Association, as Custodian of The Prince Building Mortgage Loan (see Exhibit 34.26)
34.35	Park Bridge Lender Services LLC, as Operating Advisor of The Prince Building Mortgage Loan (see Exhibit 34.27)
34.36	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Prince Building Mortgage Loan (see Exhibit 34.6)
34.37	National Tax Search, LLC, as Servicing Function Participant of The Prince Building Mortgage Loan (see Exhibit 34.7)
35	Servicer compliance statements.
35.1	Wells Fargo Bank, National Association, as Master Servicer
35.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3	Deutsche Bank Trust Company Americas, as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Primary Servicer of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 35.1)
35.5	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 35.2)
35.6	Deutsche Bank Trust Company Americas, as Certificate Administrator of the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 35.3)
35.7	Wells Fargo Bank, National Association, as Primary Servicer of the Emerald Square Mall Mortgage Loan (see Exhibit 35.1)
35.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Emerald Square Mall Mortgage Loan (see Exhibit 35.2)
35.9	Deutsche Bank Trust Company Americas, as Certificate Administrator of the Emerald Square Mall Mortgage Loan (see Exhibit 35.3)
35.10	Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan
35.11	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 35.2)
35.12	Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan
35.13	Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan
35.14	Rialto Capital Advisors, LLC, as Special Servicer of The Prince Building Mortgage Loan (Omitted. See Explanatory Notes.)
35.15	Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan (see Exhibit 35.12)
99.1	Mortgage Loan Purchase Agreement, dated as of October 3, 2012, between German American Capital Corporation, as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on November 21, 2012 under Commission File No. 333-172143-06 and incorporated by reference herein)
99.2	Mortgage Loan Purchase Agreement, dated as of October 3, 2012, between Cantor Commercial Real Estate Lending, L.P., as seller, and Deutsche Mortgage & Asset Receiving Corporation, as purchaser (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on November 21, 2012 under Commission File No. 333-172143-06 and incorporated by reference herein)
99.3	Mortgage Loan Purchase Agreement, dated as of October 3, 2012, among Ladder Capital Finance LLC, as seller, Ladder Capital Finance Holdings LLLP and Deutsche Mortgage & Asset Receiving Corporation, as purchaser (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on November 21, 2012 under Commission File No. 333-172143-06 and incorporated by reference herein)

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

Date: March 19, 2018

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 19, 2018